Form 10-K
period 2007-12-31
FORD CREDIT AUTO OWNER TRUST 2007-A
filed 2008-03-27
CIK 1403615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number of issuing entity:  333-143316-01
Commission File Number of depositor:  333-143316

Ford Credit Auto Owner Trust 2007-A
(Exact name of issuing entity as specified in its charter)
Ford Credit Auto Receivables Two LLC
(Exact name of depositor as specified in its charter)
Ford Motor Credit Company LLC
(Exact name of sponsor as specified in its charter)

Delaware	22-6995250

(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o U.S. Bank Trust National Association
300 Delaware Ave., 9th Floor
Wilmington, Delaware	19801

(Address of Principal Executive Offices of issuing entity)	(Zip Code)

(302) 576-3700
 (Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes   ☑   No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑  No
State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 1B.   Unresolved Staff Comments.
         Nothing to report.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
     Nothing to report.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, except for Certain Derivatives Instruments (Financial Information).
     Nothing to report.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
     Nothing to report.
Item 1117 of Regulation AB. Legal Proceedings.
     Nothing to report.
PART II
The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information.
     Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 10. Directors, Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
     Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
     Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2007 and for the period from June 1, 2007 through December 31, 2007, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
     The Report on Assessment and the Attestation Report for The Bank of New York has identified one material instance of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to The Bank of New York, which is described in Schedule A thereto. To the knowledge of the issuing entity, the material instance of noncompliance did not relate to any asset-backed securities issued by the issuing entity.
     Neither the Report on Assessment nor the Attestation Report for Ford Credit has identified any material instances of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Ford Credit.
Item 1123 of Regulation AB. Servicing Compliance Statement.
     Ford Credit has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the issuing entity. Ford Credit has provided a statement of compliance for the reporting period, signed by an authorized officer and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV
     Item 15.    Exhibits and Financial Statement and Schedules.
(a)	List of Documents Filed as Part of this Report
(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15(b) below.
(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description
3.1	Amended Certificate of Formation of Ford Credit Auto Receivables Two LLC (“FCAR Two”) (included in Exhibit 3.1 to the Registration Statement No. 333-143316, as filed with the Securities and Exchange Commission (the “Commission”) on June 13, 2007, which is incorporated herein by reference).

3.2	Amended and Restated Limited Liability Company Agreement of FCAR Two (included in Exhibit 3.2 to the Registration Statement No. 333-143316, as filed with the Commission on June 13, 2007 which is incorporated herein by reference).

4.1	Indenture, dated as of June 1, 2007, between Ford Credit Auto Owner Trust 2007-A (the Trust”) and The Bank of New York, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

4.2	Amended and Restated Trust Agreement, dated as of June 1, 2007, between FCAR Two and U.S. Bank Trust National Association, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

10.1	ISDA Schedule, dated as of June 19, 2007, between the Trust and BNP Paribas (included in Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

10.2	ISDA Credit Support Annex, dated as of June 19, 2007, between the Trust and BNP Paribas (included in Exhibit 10.2 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

10.3	ISDA Confirm, dated as of June 19, 2007, between the Trust and BNP Paribas, with respect to Class A-2b Notes (included in Exhibit 10.3 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

10.4	ISDA Confirm, dated as of June 19, 2007, between the Trust and BNP Paribas, with respect to Class A-3b Notes (included in Exhibit 10.4 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

10.5	ISDA Confirm, dated as of June 19, 2007, between the Trust and BNP Paribas, with respect to Class A-4b Notes (included in Exhibit 10.5 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

31.1	Certification of Ford Credit pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Ford Credit

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Ford Credit.

Exhibit
Number	Description
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York.

35.1	Servicer Compliance Statement of Ford Credit.

99.1	Sale and Servicing Agreement, dated as of June 1, 2007, among Ford Credit, as servicer, The Bank of New York and the Trust (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

99.2	Purchase Agreement, dated as of June 1, 2007, between Ford Credit and FCAR Two (included in Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

99.3	Administration Agreement, dated as of June 1, 2007, among Ford Credit, The Bank of New York and the Trust (included in Exhibit 99.3 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

99.4	Account Control Agreement, dated as of June 1, 2007, between The Bank of New York and the Trust (included in Exhibit 99.4 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

(c)	Not applicable.
SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF
THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ford Credit Auto Owner Trust 2007-A (Issuing entity)

By:	Ford Motor Credit Company LLC
(Servicer)

	By:	/s/ David M. Brandi
David M. Brandi
Vice President and Assistant Treasurer (senior officer of Servicer in charge of servicing function)

     Dated: March 27, 2008

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended Certificate of Formation of Ford Credit Auto Receivables Two LLC (“FCAR Two”) (included in Exhibit 3.1 to the Registration Statement No. 333-143316, as filed with the Securities and Exchange Commission (the “Commission”) on June 13, 2007, which is incorporated herein by reference).

3.2	Amended and Restated Limited Liability Company Agreement of FCAR Two (included in Exhibit 3.2 to the Registration Statement No. 333-143316, as filed with the Commission on June 13, 2007 which is incorporated herein by reference).

4.1	Indenture, dated as of June 1, 2007, between Ford Credit Auto Owner Trust 2007-A (the Trust”) and The Bank of New York, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

4.2	Amended and Restated Trust Agreement, dated as of June 1, 2007, between FCAR Two and U.S. Bank Trust National Association, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

10.1	ISDA Schedule, dated as of June 19, 2007, between the Trust and BNP Paribas (included in Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

10.2	ISDA Credit Support Annex, dated as of June 19, 2007, between the Trust and BNP Paribas (included in Exhibit 10.2 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

10.3	ISDA Confirm, dated as of June 19, 2007, between the Trust and PNP Paribas, with respect to Class A-2b Notes (included in Exhibit 10.3 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

10.4	ISDA Confirm, dated as of June 19, 2007, between the Trust and PNP Paribas, with respect to Class A-3b Notes (included in Exhibit 10.4 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

10.5	ISDA Confirm, dated as of June 19, 2007, between the Trust and PNP Paribas, with respect to Class A-4b Notes (included in Exhibit 10.5 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

31.1	Certification of Ford Credit pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Ford Credit.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Ford Credit.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York.

35.1	Servicer Compliance Statement of Ford Credit.

99.1	Sale and Servicing Agreement, dated as of June 1, 2007, among Ford Credit, as servicer, The Bank of New York and the Trust (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

99.2	Purchase Agreement, dated as of June 1, 2007, between Ford Credit and FCAR Two (included in Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

99.3	Administration Agreement, dated as of June 1, 2007, among Ford Credit, The Bank of New York and the Trust (included in Exhibit 99.3 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).

99.4	Account Control Agreement, dated as of June 1, 2007, between The Bank of New York and the Trust (included in Exhibit 99.4 to the Trust’s Form 8-K, as filed with the Commission on June 28, 2007, which is incorporated herein by reference).